Form 10-K
period 2004-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 2002-1G WST TRUST
filed 2004-09-29
CIK 1168861

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2004

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

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust
Manager,the Servicer or the Issuer Trustee which were pending as of June 30, 2004, or as of the date of this report.

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

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note
Trust Deed to be reported to Noteholders.The
Noteholders Reports  for the Payment Dates in
September, 2003, December, 2003, March 2004 and
June, 2004 are incorporated herein as Exhibit
No. 99.1.The foregoing presents all relevant financial information relating to the Trust.
Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

The Australian laws that control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia can be summarised as follows:

-Accounts of persons and entities identified by the Minister for Foreign Affairs as being associated with terrorism remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945. Details of these Regulations, and the lists of persons and entities proscribed in terms of the Regulations, are published in the Commonwealth
Government Gazette and are available on the website of the Department of Foreign Affairs and Trade at www.dfat.gov.au/icat/.

-The United Nations Security Council Resolution 1483
(2003) was implemented by way of Notice from the Governor of the Reserve Bank of Australia pursuant to the Banking (Foreign Exchange) Regulations 1959 (Cth), and imposes a number of new measures intended to facilitate Iraqs reconstruction and rehabilitation, including obligations on UN Member States to freeze any financial assets of the previous Iraqi regime and to make such assets available for a Development Fund for Iraq.
Australias obligations under Resolution 1483 (2003) were implemented under the Iraq (Reconstruction and Repeal of Sanctions) Regulations, which commenced on 29 May 2003.

-Transactions involving individuals associated with the regime of former President of Yugoslavia Slobodan Milosevic and certain ministers and senior officials of the Government of Zimbabwe are prohibited without the specific approval of the Reserve Bank of Australia under the Banking
(Foreign Exchange) Regulations 1959 (Cth). The Reserve
Bank of Australia publishes changes to prohibited parties and variations in the restrictions on those parties from time to time in the Commonwealth Government Gazette.

-Transactions over A$100,000 involving the Embassy of the Federal Republic of Yugoslavia, the Consulate-General of the Federal Republic of Yugoslavia or the National Bank of Yugoslavia require prior approval from the Reserve Bank of Australia.

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

Item 12. Security Ownership of Certain Beneficial
Owners and Management.
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A
Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of June 30, 2004. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
One Wall Street
New York, NY 10286

$34,178
 8.24%

Barclays Global Investors N.A.
980 9th Street
New York, NY 10005

$34,921
 8.42%


Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

 $92,874
 22.44%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $95,623
 23.06%

State Street Bank and Trust Company
1776 Heritage Drive
Quincy, Ma 02171

 $107,734
 25.99%

Class B Noteholders

State Street Capital Pty Limited
Level 38
88 Phillip Street
Sydney NSW Australia 2000

$22,994 AUD
100.00%

Item 13. Certain Relationships and Related
Transactions The Registrant received Trust
Manager Fee payments from the Trust in
accordance with the terms of the Master
Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules,
and Reports on Form 8-K
	(a) (1) and (2):
Incorporated herein as  Exhibit 31 is the Civil
Certification from Principal Financial Officer.
Aggregate totals of the Noteholders Reports to
the Trust for the fiscal year ended June 30, 2004,
copies of the Independent Auditors Annual
Sericer Compliance Certificate, Custodial
Services Audit Report and Westpac Banking
Corporation's Officers Certificate of Compliance
are attached hereto and are incorporated herein
by reference as Exhibit No. 99.1, Exhibit No.99.2,
Exhibit No. 99.3 and Exhibit No. 99.4, respectively.
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

        (b) On  September 16, 2003, December 8,
2003, March 9,2004 and June 9, 2004 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the September 5, 2003 Payment Date
Form 8-K for the December 5, 2003 Payment Date
Form 8-K for the March  5, 2004 Payment Date
Form 8-K for the June 7, 2004 Payment Date

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

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports,

4.Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.The reports disclose all significant
deficiencies relating to the servicers
compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single
Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
EDS (Business Process Administration) Pty
Limited and PriceWaterhouseCoopers.



Signature: /s/ Peter Walden

	_____________________________
	22 September 2004

Title: Principal Financial Officer
Westpac Securitisation Management Pty Limited


Exhibit 99.1

    AGGREGATE TOTALS FOR THE FISCAL YEAR
NOTEHOLDERS REPORT - SERIES 2002-1G WST TRUST

Date of Report - Determination Date 01-June-04

Housing Loan Collection Period
                  21-May-03 to 20-May-04
                 (inclusive)   (inclusive)
Days in Collection Period      366
Coupon Period     05-June -03 to 07-Jun-04
                 (inclusive)   (exclusive)
Days in Coupon Period          366

3 month BBSW (average)        5.5417%
3 Month USD-LIBOR (average)   1.12%

Foreign Exchange Rate         0.5201

				      AUD

Available Income               71,706,328
Total Available Funds          71,706,328
Accrued Interest Adjustment              0
Redraws Made                   227,594,393
Redraw Shortfall                         0
Redraw Facility Draw                     0
RFS Issued This Period                   0
Trust Expenses                   3,360,891
Total Payment                   63,191,292
Payment Shortfall                        0
Principal Draw This Period               0
Total Principal Draws Outstand  0
Gross Principal Collections  504,638,527
Principal Collections          403,244,133
Excess Available Income         8,515,026
Excess Collections Dist.         8,515,026
Liquidity Shortfall                      0
Liquidity Net Draw / (Repayment)
this period                              0
Remaining Liquidity Shortfall            0
Liquidation Loss                        0
Principal Charge Offs                    0
Prepayment Benefit Shortfall             0
Average Daily Balance        996,893,565
Subordinated Percentage            2.5768%
Initial Subordinated Percentage    1.1517%
Average Yearly Percentage          0.2676%

                    Principal/100,000  Coupon/100,000/10,000
ClassA             18,699.29          655.7389   usd
Class B                 819.00          562.5694   aud

Stated Amount - AUD Equiv.Percentage Forex % Chargeoffs
Class A     797,136,019.33  97.31101%  1.00000
Class B        22,994388.65    2.68899%
RFS                     0  0.00000
TOTAL       820,130,407.98 100.00000% 100.00000%


Stated Amount - USD            Bond Factor
Class A     414,590,443.65      0.3714968    0.00
Class B      11,959,381.54       0.9197755    0.00
RFS                      0.00            0.00
TOTAL       426,549,825         0.00

                                       $A
Scheduled principal           37,627,639
Unscheduled principal         365,616,495
                           ---------------
Principal Collections         403,244,134
                           ---------------

Fixed  Rate Housing Loan      68,144,905
Variable Rate Housing Loans  751,985,503
                             -------------
                               820,130,408
                            ---------------


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

( each a "service agreement"), respectively attached as Appendix 1A and Appendix IB, in relation to the Series 1998-1G WST Trust, Series 1999-1G WST Trust and Series 2002-1G WST
Trust for the year ended 30 June, 2004, in accordance with the statement by Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and our engagement letter dated 9 September 2004.

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

Our review of the servicing standards has been conducted in accordance with Australian Auditing
Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there has been significant deficiencies in the Servicers compliance with the servicing standards contained in the Servicing Agreement for the year ended
30 June 2004.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of Westpac Securitisation Management Pty Limited as at 30 June 2004 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003 and the engagement letter dated 9 September 2004.
We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than Westpac Securitisation
Management Pty Limited, Westpac Banking Corporation and The Mortgage Company Pty Limited.

STATEMENT

Based on our review:

- Nothing has come to our attention to indicate
  That there has been any significant deficiencies in WBC's compliance with the servicing standards contained in the Servicing Agreement attached as Appendix 1A, in respect of the Series 2002-1G
  WST Trust for the year ended 30 June 2004; and

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



PARTNER
PRICEWATERHOUSECOOPERS



DH Armstrong                      Sydney
Partner                      22 September 2004




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

Exhibit 99.3


      PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

Westpac Banking Corporation
Level 6
60 Martin Place
Sydney NSW 2000
Attention: Ms Cherryl Wells


Dear Sirs

Scope

We have audited the control procedures of The Mortgage Company Pty Limited
(the "Servicer") in relation to its role as custodian as at February 2004 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac Securitisation Trusts ("WST")
Servicing Agreement (the " Agreement").

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

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of the trust.
We have conducted an independent audit
of the control procedures in order to express an opinion on them to the Trustee and the Designated Rating Agencies.

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

Findings

No errors were detected during our audit. On the basis of these findings and in accordance with schedule 2 of the agreement, we grade the custodial performance of the servicer as Good as defined in schedule 2 of the agreement i.e all control procedures and accuracy of information in respect of Relevant Documents completed without exception, other than immaterial and occasional variances.

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

Partner
 Sydney, 16 March 2004


Exhibit 99.4

  WESTPAC BANKING CORPORAITON
  CERTIFICATE OF COMPLIANCE

OFFICERS CERTIFICATE OF COMPLIANCE

The undersigned, a duly authorised
representative of Westpac Banking Corporation, acting as Servicer (the Servicer), pursuant to the Servicing Agreement between Westpac Banking
Corporation, Westpac Securities Administration
Limited as Trustee and Westpac Securitisation
Management Pty Limited as Trust Manager dated
12 March 2002 (the Agreement), certifies that:

1. As of the date hereof, Westpac Banking
   Corporation is the Servicer of Series
   2002-1G WST Trust.

2. A review of the activities of the Servicer during the calendar year ending 30 June
   2004 and its performance under the pooling and servicing agreement or similar agreements has been made under my supervision.

3. Based on such review, to my knowledge and after making appropriate enquiries, the Servicer has fulfilled its obligations under the pooling and servicing agreement or similar agreements relating to the Trust throughout the financial year ended 30 June
   2004, except as may be set forth in
   paragraph 4 below.

4. The following is a description of any exceptions to paragraph 3. above:
   None.

Capitalised terms used but not defined in this Officers Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in the Officers
Certificate.

IN WITNESS WHEREOF, the undersigned has duly executed this Officers Certificate this 9th day of September, 2004.



            Andrew Carriline
Westpac Banking Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Westpac Securitisation Manangement
Pty Limited
______________________________________


By /s/ Peter Walden - Director
______________________________________
 22 September 2004



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Christopher Bannister - Director
_____________________________________
 22 September 2004



By /s/ Curt Zuber - Director
_____________________________________
 22 September 2004