Form 10-K
period 2005-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 2002-1G WST TRUST
filed 2005-09-29
CIK 1168861

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2005

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


                    +612 8254 3029
Registrants telephone number, including area code


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

 Yes   X     No

The information required for some items in Form
10-K is not applicable to the Trust or the Trust Manager. As used in this Annual Report files on Form 10-K, not applicable or Not Applicable means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commissions Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Table of Contents

Part I

 - Item 1. Business
 - Item 2. Properties
 - Item 3. Legal Proceedings
 - Item 4. Submission of Matters to a Vote of
Security Holders

Part II

 - Item 5. Market for Registrants Common Equity and Related Stockholder Matters
 - Item 6. Selected Financial Data
 - Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation
 - Item 7A. Quantitative and Qualitative
   Disclosures About Market Risk
 - Item 8. Financial Statements and
   Supplementary Data
 - Item 9. Changes in and Disagreements With
Accountants on Accounting and Financial
Disclosure

Part III

 - Item 10. Directors and Executive Officers of the Registrant
 - Item 11. Executive Compensation
 - Item 12. Security Ownership of Certain
Beneficial Owners and Management
 - Item 13. Certain Relationships and Related
Transactions

Part IV

 - Item 14. Exhibits, Financial Statement
Schedules,and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 2002-1G WST Trust (the Trust) and the
Class A and Class B Mortgage Backed Floating
Rate Notes,Series 2002-1G (the Notes) issued pursuant to the Note Trust Deed dated as of March 14, 2002, between Westpac Securities
Administration Limited, as Trustee
(the Issuer Trustee); Westpac
Securitisation Management Pty Limited
(the Trust Manager) as trust manager; and Citibank, London Office, as Principal Paying
Agent.  Capitalised terms used in this Form
10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration
Statement on Form S-3 (File No.333-32944)
(the Registration Statement). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust
Manager,the Servicer or the Issuer Trustee which were pending as of June 30, 2005, or as of the date of this report.

Item 4. Submission of Matters to a Vote of
Security Holders
No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters
The Notes are not traded on any nationally recognised exchange in the United States. The
Class A Notes are listed and exchanged on the London Stock Exchange. Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note
Trust Deed to be reported to Noteholders.The
Noteholders Reports  for the Payment Dates in
September, 2004, December, 2004, March 2005 and
June, 2005 are incorporated herein as Exhibit
No. 99.1.The foregoing presents all relevant financial information relating to the Trust.
Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Managements Discussion and Analysis of
Financial Condition and Results of Operation
Because of the limited business activity of the Trust, the presentation of Managements Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful.
All relevant information is contained
in the Noteholders Report (filed under Current
Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures
About Market Risk
Currency Exchange Control Risk
Interest and principal payments to holders of Class A Notes are paid in United States dollars
(U.S. dollars).However payments on the
Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia
(the Collections).  Pursuant to certain
swap agreements (the Swap Agreements) the Issuer Trustee is required to pay a portion of the Collections to certain swap counterparties
(the Currency Swap Providers) who in turn pays
(Swap Currency Exchange), at the direction of the Issuer Trustee, U.S. dollars to the Noteholders, (the Currency Swap). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustees ability to exchange the Collections for U.S. dollars. The Issuer
Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap
Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives.
In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A Notes.

The Australian laws that control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia can be summarised as follows:


-Payments and transactions with certain countries may
 be subject to withholding taxes in relation to remittances
 or dividends (to the extent they are unfranked) and interest payments.

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

Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trusts primary source for funding its payments on the Class A Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A Notes, even though the delinquency and loss experience on the Housing
Loans may be acceptable.

Item 8. Financial Statements and Supplementary
Data
As discussed above, furnishing the
financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements.
Because the Notes are essentially
pass-through securities, the Trust will have income only in the limited sense of collecting payments on the residential mortgage loans.
The only material items of expense for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities.
The Noteholders Report (filed under Current
Reports on Form 8-K) provide complete information on the amounts of the income and expenses of the Trust.

Item 9. Changes in and Disagreements With
Accountants on Accounting and Financial
Disclosure
none.

PART III

Item 10. Directors and Executive Officers of the
Registrant
Since the Trust will not have any
directors or executive officers, this item is not applicable.

Item 11. Executive Compensation
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 12. Security Ownership of Certain Beneficial
Owners and Management.
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A
Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of June 30, 2005. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
One Wall Street
New York, NY 10286

$28,418
 9.59%

Barclays Global Investors N.A.
980 9th Street
New York, NY 10005

$24,965
 8.42%


Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

 $81,005
 27.33%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $65,654
 22.15%

State Street Bank and Trust Company
1776 Heritage Drive
Quincy, Ma 02171

 $66,397
 22.40%

Mellon Trust
525 William Penn Place Suit 3418
Pittsburgh PA 15259

$18,432
6.22%

Class B Noteholders

State Street Capital Pty Limited
Level 38
88 Phillip Street
Sydney NSW Australia 2000

$18,986 AUD
100.00%

Item 13. Certain Relationships and Related
Transactions The Registrant received Trust
Manager Fee payments from the Trust in
accordance with the terms of the Master
Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules,
and Reports on Form 8-K
	(a) (1) and (2):
Incorporated herein as  Exhibit 31 is the Civil
Certification from Principal Financial Officer.
Aggregate totals of the Noteholders Reports to
the Trust for the fiscal year ended June 30, 2005,
copies of the Independent Auditors Annual
Sericer Compliance Certificate, Custodial
Services Audit Report and Westpac Banking
Corporations Officers Certificate of Compliance
are attached hereto and are incorporated herein
by reference as Exhibit No. 99.1, Exhibit No.99.2,
Exhibit No. 99.3 and Exhibit No. 99.4, respectively.
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

(b) On  September  07, 2004, December 06, 2004,
 March 07, 2005 and June 06, 2005 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the September 07, 2004 Payment Date
Form 8-K for the December 06, 2004 Payment Date
Form 8-K for the March  07, 2005 Payment Date
Form 8-K for the June 06, 2005 Payment Date

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



Signature
_____________________________
22 September 2005
 Peter Walden



Title: Principal Financial Officer
Westpac Securitisation Management Pty Limited


Exhibit 99.1

    AGGREGATE TOTALS FOR THE FISCAL YEAR
NOTEHOLDERS REPORT - SERIES 2002-1G WST TRUST

Date of Report - Determination Date 01-June-04

Housing Loan Collection Period
                  21-May-04 to 20-May-05
                 (inclusive)   (inclusive)
Days in Collection Period      366
Coupon Period     07-June -04 to 06-Jun-05
                 (inclusive)   (exclusive)
Days in Coupon Period          365

3 month BBSW (average)        5.5242%
3 Month USD-LIBOR (average)   2.14188%

Foreign Exchange Rate         0.5201

				      AUD

Available Income               51,615,941
Total Available Funds          51,615,941
Accrued Interest Adjustment              0
Redraws Made                   177,523,460
Redraw Shortfall                         0
Redraw Facility Draw                     0
RFS Issued This Period                   0
Trust Expenses                   2,385,308
Total Payment                   45,302,282
Payment Shortfall                        0
Principal Draw This Period               0
Total Principal Draws Outstand  0
Gross Principal Collections  408,783,074
Principal Collections            231,259,614
Excess Available Income         6,313,659
Excess Collections Dist.          6,313,659
Liquidity Shortfall                      0
Liquidity Net Draw / (Repayment)
this period                              0
Remaining Liquidity Shortfall            0
Liquidation Loss                        0
Principal Charge Offs                    0
Prepayment Benefit Shortfall             0
Average Daily Balance        693,372,451
Subordinated Percentage            3.3042%
Initial Subordinated Percentage    1.1517%
Average Yearly Percentage          0.2700%

                    Principal/100,000  Coupon/100,000/10,000
ClassA             10,590.78          741.2249   usd
Class B               1,737.92          518.4252   aud

Stated Amount - AUD Equiv.Percentage Forex % Chargeoffs
Class A     569,885,189.05  96.95681%  1.00000
Class B        18,985604.78    3.04319%
RFS                     0  0.00000
TOTAL       588,870,793.83 100.00000% 100.00000%


Stated Amount - USD            Bond Factor
Class A     296,397,286.83      0.2655890    0.00
Class B         9,874,413.04      0.7594242    0.00
RFS                      0.00            0.00
TOTAL     306,271,699.87         1.00

                                       $A
Scheduled principal               30,516,772
Unscheduled principal            200,742,842
                                ---------------
Principal Collections            231,259,614
                                ---------------

Fixed  Rate Housing Loan         52,506,888
Variable Rate Housing Loans     536,363,906
                               -------------
                                588,870,794
                               ---------------


Exhibit 99.2

INDEPENDENT AUDITORS ANNUAL SERVICER
COMPLIANCE CERTIFICATE TO THE DIRECTORS
OF WESTPAC SECURITISATION MANAGEMENT PTY
LIMITED

Scope
We have reviewed Westpac Banking Corporations (WBC) and The Mortgage Company Py Limiteds (TMC and WBC
 and TMC each a Servicer) activitities for the purpose of determining their compliance with the servicing standards contained in the agreements between:
Westpac Banking Corporation as servicer, Westpac
Securities Administration
Limited as Trustee and Westpac Securitisation
Management Pty Limited as Trust
Manager dated 12 March 2002, as amended (the
2002 Servicing Agreement);
- Westpac Banking Corporation, Westpac Securities
Administration Limited as
Trustee and The Mortgage Company Pty Limited as servicer dated 18 February
1997, as amended (the 1997 Servicing Agreement);
(each a Servicing Agreement), respectively attached as Appendix 1A and Appendix 1B, in relation to the Series 1999-1G WST Trust, Series
2002-1G WST Trust and the Series
2005-1G WST Trust for the year ended 30 June 2005, in accordance with the statement by Division of Corporation Finance of the Securities and Exchange Commission dated 21
February 2003, and our engagement letter dated
31 August 2004.
We have reviewed the servicing standards contained in the Servicing Agreements to enable us to report on whether those servicing standards are similar to those contained in the Uniform Single Attestation Program for Mortgage
Bankers (USAP), attached as
Appendix 2, which establishes a minimum servicing standard for the asset backed securities market in the United States of America.
No equivalent of the USAP exists in
Australia.
Management of each Servicer are responsible for maintaining an effective internal control structure including internal control policies and procedures relating to the servicing of mortgage loans. We have conducted an independent review of the servicing standards included in Appendix 1A and 1B, in order to express a statement on each Servicers compliance with them.
Our review of the servicing standards has been conducted in accordance with Australian
Auditing Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances. In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there has been any significant deficiencies in either Servicers compliance with the servicing standards contained in the Servicing Agreements for the year ended 30
June 2005.
Our review did not include an assessment of the adequacy of the servicing standards themselves.
This statement has been prepared for the use of Westpac Securitisation Management Pty
Limited as at 30 June 2005 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21
February 2003 and the engagement letter dated
31 August 2004. We disclaim any
assumption of responsibility for any reliance on this review statement, to any person other than Westpac Securitisation Management Pty Limited,
Westpac Banking Corporation and
The Mortgage Company Pty Limited.
Statement
Based on our review:
- Nothing has come to our attention to indicate that there has been any significant deficiencies in WBCs compliance with the servicing standards contained in the
2002 Servicing Agreement attached in Appendix 1A, in respect of the Series 2002-
1G WST Trust and the Series 2005-1G WST Trust for the year ended 30 June
2005.
- Nothing has come to our attention to indicate that there has been any significant deficiencies in TMCs compliance with the servicing standards contained in the
1997 Servicing Agreement attached in Appendix 1B, in respect of the Series 1999-
IG WST Trust for the year ended 30 June 2005.
- The servicing standards contained in Appendix 1A and 1B are similar to the minimum servicing standards contained in the Uniform
Single Attestation Program
for Mortgage Brokers.
PricewaterhouseCoopers
Stuart Scoular Sydney
Partner
       September 2005

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

(d) (Material Default)
     if a Material Default occurs in respect to a Receivable, take such action in accordance with the Servicers normal enforcement procedures to enforce the relevant Receivable and the Receivable Security to the extent that the Servicer determines that enforcement procedures should be taken;

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

(h) (binding provisionsand orders of a competent authority) release any Receivable or Receivable Security, reduce the amount outstanding under or vary the terms of any Receivable or grant other relief to an obligor, if required to do so by any Law or if ordered to do so by a court, tribunal, authority, ombudsman or other entity whose decisions are binding on the Servicer.
     If the order is due to the Servicer breaching any applicable Law then the Servicer must indemnify the Trustee for any loss the Trustee may suffer by reason of the order. The amount of the loss is to be determined by agreement with the Trustee or failing this, by the Servicers external auditors;

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

(s) (additional amounts)
    notify Westpac and the Trust Manager immediately of each request by an obligor to borrow further moneys under or in relation to a Receivable or Receivable Security which is a top-up and which the Servicer has approved; and

(t) (comply with Trust Back)
    apply any moneys it receives in relation to any other Secured Liability in accordance with the relevant Trust Back in accordance with the directions of the Trustee.

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

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or a mortgagors account.
   (Suggested procedures for this MSS are located in the Disbursements Section below.)

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.To replace a federally insured depository institution with an approved deposit taking institution with a stipulated rating from a rating agency

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.(Suggested procedures to test this MSS are located in the Mortgage Payments
   Section below.)

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

Exhibit 99.3


      PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
Level 13, Chifley Tower,
2 Chifley Square
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

Westpac Banking Corporation
Level 6
60 Martin Place
Sydney NSW 2000
Attention: Ms Cherryl Wells


Dear Sirs/Madam

Scope

We have audited the control procedures of The Mortgage Company Pty Limited
(the Servicer) in relation to its role as custodian as at 24 January 2005 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac Securitisation Trusts (WST)
Servicing Agreement (the Agreement).

Unless otherwise defined, terms and phrases have the same definition as those appearing in the WST Transaction Documents.

The criteria required by Schedule 2 of the Agreement are that:

1. the custodial duties and responsibilities of the Servicer, as outlined in Section 3 of the Agreement, are met;

2.   the Relevant Documents are capable of
     identification and imaging on receipt by or on behalf of the Servicer;

3. the Relevant Documents may not be removed or tampered with except with appropriate authorisation;

4. an appropriate tracking system is in place such that the location of the Relevant
     Documents can be detected
     at any time.

5. the Receivables confirm the identity of all Relevant
   Documents (including the applicable Receivable
   Security Documents, and any Certificate of Title if issued) based on a review of a sample of Receivables;
   and

6. the imaging of the Relevant Documents in the sample are accurate, current and of a good quality.

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of the Relevant Trusts.
We have conducted an independent audit
of the control procedures in order to express an opinion on them to the Trustee and the Designated Rating Agencies.

Our audit of the control procedures has been conducted in accordance with Australian
Auditing Standard AUS 810 Special Purpose
Reports on the Effectiveness of Control
Procedures and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether in all material respects, the control procedures in relation to the Servicers role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.

This report has been prepared for distribution to the Trustee, the Servicer and the Designated
Rating Agencies for the purpose of monitoring the Servicers custodial role. We disclaim any assumption of responsibility for any reliance on this report to any person other than those mentioned, or for any purpose other than that for which it was prepared.

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the Trust, as at 24 January 2005 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   SA Scoular
-----------------------

Partner
Sydney, 18 February 2005


Exhibit 99.4

  WESTPAC BANKING CORPORAITON
  CERTIFICATE OF COMPLIANCE

OFFICERS CERTIFICATE OF COMPLIANCE
The undersigned, a duly authorised representative of Westpac Banking Corporation, acting as Servicer
(the Servicer) pursuant to the Servicing
Agreement between Westpac Banking Corporation,
Westpac Securities Administration Limited as
Trustee and Westpac Securitisation Management
Pty Limited as Trust Manager dated 12 March
2002 (the Agreement), certifies that:

1. As of the date hereof, Westpac Banking
Corporation is the Servicer of Series
2002-1G WST Trust.
2. A review of the activities of the Servicer during the calendar year ending 30 June 2005 and its performance under the pooling and servicing agreement or similar agreement has been made under my supervision.

3. Based on such review, to my knowledge and after making appropriate enquiries, the Servicer has fulfilled its obligations under the pooling and servicing agreement or similar agreement relating to the Trust throughout the financial year ended 30 June 2005, except as may be set forth in paragraph 4 below.

4. The following is a description of any exceptions to paragraph 3. above:
 None.

Capitalised terms used but not defined in this Officers Certificate of Compliance have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in the Officers Certificate.

IN WITNESS WHEREOF, the undersigned has duly executed this Officers Certificate of
Compliance this
19th day of September, 2005.



By /Sd/  M G Barbour
Authorised Signatory


Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Westpac Securitisation Manangement
Pty Limited



By

 ______________________________________
Director
22 September 2005


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By
_____________________________________
Director
22 September 2005



By
_____________________________________
Director
22 September 2005