Form 10-K
period 2006-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 2002-1G WST TRUST
filed 2006-09-29
CIK 1168861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333 -32944

Westpac Securitisation Management Pty Limited

In its capacity as trust manager of the Series 2002-1G WST Trust Australian Business Number 73 081 709 211

(Exact name of registrant as specified in its charter)

New South Wales, Australia	98-0181944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 20, 275 Kent Street, Sydney NSW 2000,

Australia

(Address of principal executive offices) (Zip Code)

+612 8253 3589

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The information required for some items in Form 10-K is “not applicable” to the Trust or the Trust Manager. As used in this Annual Report filed on Form 10-K, “not applicable” or “Not Applicable” means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission’s Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Part I

- Item 1. Business

- Item 2. Properties

- Item 3. Legal Proceedings

- Item 4. Submission of Matters to a Vote of Security Holders

Part II

- Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

- Item 6. Selected Financial Data

- Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

- Item 12. Security Ownership of Certain Beneficial Owners and Management

- Item 13. Certain Relationships and Related Transactions

Part IV

- Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1. Business.

This Annual Report on Form 10-K relates to the Series 2002-1G WST Trust (the “Trust”) and the Class A Mortgage Backed Floating Rate Notes (the “Class A Notes”) issued pursuant to the Note Trust Deed dated as of March 14, 2002, between Westpac Securities Administration Limited, as Trustee (the “Issuer Trustee”); Westpac Securitisation Management Pty Limited (the “Trust Manager”) as trust manager; and Citibank, N.A., London Office, as Principal Paying Agent and the Class B Mortgage Backed Floating Rate Notes (together with the Class A Notes, the “Notes”). Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Class A Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No.333-32944) (the “Registration Statement”). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties

The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.

The Registrant knows of no material legal proceedings involving the Trust, the Registrant, the Registrant’s subsidiaries, or the Issuer Trustee, nor any material legal proceedings involving the Registrant’s or Trust’s property.

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

Item 6. Selected Financial Data.

The regular quarterly Noteholders Reports, which are required to be included with each quarterly distribution of the Trust’s assets to Noteholders, set forth for the prior quarter, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders Reports for the Payment Dates in September 2005, December 2005, March 2006 and June 2006 are consolidated herein as Exhibit No. 99.1. The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Noteholders Reports (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Control Risk Interest and principal payments to holders of Class A Notes are paid in United States dollars (“U.S. dollars”). However payments on the Housing Loans are received by the Issuer Trustee in Australian dollars, in Australia (the “Collections”). Pursuant to Certain swap agreements (the “Swap Agreements”) the Issuer Trustee is required to pay a portion of the Collections to swap counter parties (the “Currency Swap Providers”) who in turn pay, at the direction of the Issuer Trustee, U.S. dollars to the Paying Agent for payment on to the Noteholders (the “Currency Swaps”). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the Collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Providers under the Currency Swaps, the Currency Swap Providers are only required to pay the U.S. dollar equivalent of the amounts they actually receive. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A Notes.

Australian laws control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia. The Trust, pursuant to a number of exemptions, authorities and approvals, is not restricted from transferring funds from Australia or placing funds to the credit of non-residents of Australia subject to the following limitations:

a. withholding taxes in relation to remittances or dividends (to the extent they are unfranked) and interest payments;

b. a restriction on buying, borrowing, selling, lending or exchanging foreign currency where the transaction relates to property, securities or funds:

(i)	owned or controlled directly or indirectly by, or otherwise relating to payments that are greater than $100,000 by or on behalf of:

•	the Embassy of the Federal Republic of Yugoslavia;

•	the Consulate-General of the Federal Republic of Yugoslavia; and

•	the National Bank of Yugoslavia;

(ii)	owned or controlled by, or otherwise relating to payments, directly or indirectly, to or for the benefit of:

•	certain persons including supporters of the former Milosevic regime; and

•	ministers and senior officials of the Government of Zimbabwe;

c. accounts of persons identified as being associated with terrorism such as the Taliban, Osama bin Laden, a member of the Al-Qaeda organization and a person or entity named in paragraph 1(a), (b) or (c) of the United Nations Security Council Resolution 1390 (2002) remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945;

d. a prohibition on:

(i)	using or dealing with an asset owned or controlled directly or indirectly by a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) or paragraph 23(b) of the United Nations Security Council Resolution 1483 (2003), or allowing or facilitating the use of dealing with such an asset; and

(ii)	making an asset available to a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) or paragraph 23(b) of the United Nations Security Council Resolution 1483 (2003), unless otherwise authorized by the Australian government.

In relation to the restrictions referred to in paragraph (ii) above, the Reserve Bank of Australia may approve certain transactions in circumstances it deems appropriate.

Currency Exchange Risk.

Interest and principal on the Class A Notes are payable in U.S. dollars and the Trust’s primary source for funding its payments on the Class A Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Providers were to fail to perform under the Currency Swaps or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the Currency Swaps were entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially “pass-through” securities, the Trust will have “income” only in the limited sense of collecting payments on the residential mortgage loans and receiving any net payments under the Trust’s interest rate swaps. The only material items of “expense” for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Report (filed under Current Reports on Form 8-K) provides complete information on the amounts of the “income” and “expenses” of the Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of June 30, 2006. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned

All dollar amounts are in thousands

Name and Address

Principal

Percent

Class A Noteholders

Bank of New York

One Wall Street

New York, NY 10286

$17,545

8.24%

Barclays Global Investors N.A.

980 9th Street

New York, NY 10005

$17,926

8.42%

Citibank, N.A.

3800 Citicorp Center Tampa

Tampa, FL 33610-9122

$61,027

28.67%

JPMorgan Chase Bank

14201 Dallas Pkwy

Dallas, Tx 75254

$43,520

20.45%

State Street Bank and Trust Company

1776 Heritage Drive

Quincy, Ma 02171

$47,945

22.53%

Mellon Trust

525 William Penn Place Suite 3418

Pittsburgh PA 15259

$13,502

6.34%

Class B Noteholders

State Street Capital Pty Limited

Level 38

88 Phillip Street

Sydney NSW Australia 2000

$13,942 AUD

100.00%

Item 13. Certain Relationships and Related Transactions

The Registrant received Trust Manager Fee payments from the Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):

Incorporated herein as Exhibit 31 is the Civil Certification from Principal Financial Officer. Consolidated totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2006, copies of the Independent Auditors Annual Servicer Compliance Certificate, Custodial Services Audit Report and Westpac Banking Corporation’s Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit No.99.2, Exhibit No. 99.3 and Exhibit No. 99.4, respectively.

(a) (3) EXHIBITS

Designation	Description	Method of Filing
Exhibit 31	Section 302 Certification	31
Exhibit 99.1	Aggregate Totals for Fiscal Year	99.1
Exhibit 99.2	Independent Auditors Annual servicer compliance Certificate	99.2
Exhibit 99.3	Custodial Services Audit Report	99.3
Exhibit 99.4	Officers Certificate of Compliance	99.4

(b) For September 06, 2005, December 05, 2005, March 06, 2006 and June 05, 2006 reports on Form 8-K were filed by the Registrant in order to provide the statements for quarterly distributions to the noteholders. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

Documents	incorporated by reference

Form 8-K for the September 06, 2005 Payment Date

Form 8-K for the December 05, 2005 Payment Date

Form 8-K for the March 06, 2006 Payment Date

Form 8-K for the June 05, 2006 Payment Date