Form 10-K
period 2006-09-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 2002-1G WST TRUST
filed 2006-12-19
CIK 1168861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period July 1 to September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Part I

• Item 1.	Business
• Item 2.	Properties
• Item 3.	Legal Proceedings
• Item 4.	Submission of Matters to a Vote of Security Holders

Part II

• Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
• Item 6.	Selected Financial Data
• Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
• Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
• Item 8.	Financial Statements and Supplementary Data
• Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

• Item 10.	Directors and Executive Officers of the Registrant
• Item 11.	Executive Compensation
• Item 12.	Security Ownership of Certain Beneficial Owners and Management
• Item 13.	Certain Relationships and Related Transactions

Part IV

• Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1. Business.

This Report for the period July 1 to September 30, 2006 on Form 10-K relates to the Series 2002-1G WST Trust (the “Trust”) and the Class A Mortgage Backed Floating Rate Notes (the “Class A Notes”) issued pursuant to the Note Trust Deed dated as of March 14, 2002, between Westpac Securities Administration Limited, as Trustee (the “Issuer Trustee”); Westpac Securitisation Management Pty Limited (the “Trust Manager”) as trust manager; and Citibank, N.A., London Office, as Principal Paying Agent and the Class B Mortgage Backed Floating Rate Notes (together with the Class A Notes, the “Notes”). Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Class A Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No.333-32944) (the “Registration Statement”). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during the period July 1 to September 30, 2006 for any purpose.

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

Item 6. Selected Financial Data.

The regular quarterly Noteholders Reports, which are required to be included with each quarterly distribution of the Trust’s assets to Noteholders, set forth for the prior quarter, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders Reports for the Payment Dates in September 2006 is herein as Exhibit No. 99.1. The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Control Risk Interest and principal payments to holders of Class A Notes are paid in United States dollars (“U.S. dollars”). However payments on the Housing Loans are received by the Issuer Trustee in Australian dollars, in Australia (the “Collections”). Pursuant to Certain swap agreements (the “Swap Agreements”) the Issuer Trustee is required to pay a portion of the Collections to swap counterparties (the “Currency Swap Providers”) who in turn pay, at the direction of the Issuer Trustee, U.S. dollars to the Paying Agent for payment on to the Noteholders (the “Currency Swaps”). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the Collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Providers under the Currency Swaps, the Currency Swap Providers are only required to pay the U.S. dollar equivalent of the amounts they actually receive. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A Notes.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of September 30, 2006. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned

All dollar amounts are in thousands

Name and Address

Principal

Percent

Class A Noteholders

Bank of New York

One Wall Street

New York, NY 10286

$16,205

8.24%

Barclays Global Investors N.A.

980 9th Street

New York, NY 10005

$16,557

8.42%

Citibank, N.A.

3800 Citicorp Center Tampa

Tampa, FL 33610-9122

$56,367

28.67%

JPMorgan Chase Bank

14201 Dallas Pkwy

Dallas, Tx 75254

$40,161

20.43%

State Street Bank and Trust Company

1776 Heritage Drive

Quincy, Ma 02171

$44,283

22.53%

Mellon Trust

525 William Penn Place Suite 3418

Pittsburgh PA 15259

$12,471

6.34%

Class B Noteholders

State Street Capital Pty Limited

Level 38

88 Phillip Street

Sydney NSW Australia 2000

$12,961 AUD

100.00%

Item 13. Certain Relationships and Related Transactions

The Registrant received Trust Manager Fee payments from the Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) (1) and (2):

Incorporated herein as Exhibit 31 is the Civil Certification from Principal Financial Officer. Total of the Noteholders Reports to the Trust for the period July 1 to September 30, 2006, copies of the Independent Auditors Annual Servicer Compliance Certificate, Custodial Services Audit Report and Westpac Banking Corporation’s Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit No.99.2, Exhibit No. 99.3 and Exhibit No. 99.4, respectively.

(a) (3) EXHIBITS

Designation	Description	Method of Filing
Exhibit 31	Section 302 Certification	31

Exhibit 99.1	Aggregate Totals for the period July 1 to September 30, 2006	99.1

Exhibit 99.2	Independent Auditors Annual servicer compliance Certificate	99.2

Exhibit 99.3	Custodial Services Audit Report	99.3

Exhibit 99.4	Officers Certificate of Compliance	99.4

(b) On September 05, 2006 a report on Form 8-K were filed by the Registrant in order to provide the statement for the quarterly distributions to the noteholders. No other reports on Form 8-K have been filed during the period July 1 to September 30, 2006 covered by this report.

Document incorporated by reference Form 8-K for the September 05, 2006 Payment Date